Form 10KSB
period 2003-12-31
SECURESTAFF SYSTEMS INC
filed 2004-03-30
CIK 1166637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

SKYBRIDGE WIRELESS, INC.
(Name of Small Business Issuer in its charter)

Nevada	88-0391722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6565 Spencer St. Suite 205
Las Vegas, Nevada 89119
(Address of principal executive offices) (Zip Code)

(702) 897-8704
(Issuer’s telephone number, including area code)

Securities	registered under Section 12(b) of the Act: None

Securities	registered under Section 12(g) of the Act: Common Stock, $.001 par value per share (Title of Class)

Indicate by check mark whether SkyBridge Wireless, Inc. (“SkyBridge”) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Ness was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Ness’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

SkyBridge’s revenues for the fiscal year ended December 31, 2003, were: $47,502.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No[  ].

The aggregate market value of the voting stock held by non-affiliates, based upon the average bid and ask price as of March 1, 2004 of the Common Stock, was approximately $3,648,640.

As of March 1, 2004, SkyBridge had approximately 403,989,120 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

PART I

ITEM 1. Description of Business

      Introduction

Our company is SkyBridge Wireless, Inc. (sometimes referred to as the “Company” or “SkyBridge”) and it is a development stage company with limited revenues, incorporated in Nevada with our offices located in Las Vegas. The business of the Company is to further develop a business supplying high-speed fixed wireless Internet access to businesses and communities in some of the nation’s fastest-growing metropolitan markets, with initial efforts in Las Vegas, Nevada, a very dynamic market. Our plan is non-exclusive; we are considering other services and products to pursue which may complement our business and meet the needs or demands of business customers in the months ahead.

Wireless service allows customers to use the Internet at speeds up to 50 times faster than today’s dial-up modems. As the demand for more information, communication and entertainment grows, so does the need for solutions to provide these services at high speed and at an acceptable cost.

SkyBridge’s fixed wireless broadband access provides a high speed solution at a fraction of the cost of wireline T-1 data connections, and can be installed and operational in a much shorter time than many other data solutions. Wireless, though very competitive, represents one of today’s fastest-growing industry sectors.

We are in need of capital, and we are subject to numerous business risks, so no assurance can be made that SkyBridge will accomplish its goals, including becoming a profitable business.

The Company’s principal executive offices are located at 6565 Spencer St, Suite 205, Las Vegas, Nevada, 89119, and its telephone number is (702) 897-8704.

      Past History

Our Company, publicly owned, was previously called Entertainment Internet, Inc. (“ENIN” for short), which was incorporated in Nevada on April 20, 1992 under another previous name of West Tech Services, Inc. Our Company changed its name to Entertainment Internet, Inc. in 1998 and became inactive sometime during the year 2000. On November 20, 2000, ENIN filed a voluntary petition for bankruptcy in the United States Bankruptcy Court and emerged from bankruptcy under Chapter 7 pursuant to a Bankruptcy Court Order entered on November 28, 2001 with no remaining assets or liabilities.

On March 31, 2003, ENIN consummated an agreement to acquire all of the outstanding capital stock of SkyBridge Wireless, Inc., in exchange for 330,000,000 shares of the Company’s common stock (“ENIN Transaction”). SkyBridge Wireless, Inc., currently our subsidiary, was originally incorporated on December 20, 2002 under the laws of the State of Nevada and was a privately owned company. Prior to the ENIN Transaction, ENIN was a non-operating public shell company with no operations, nominal net assets and 76,554,120 shares of common stock issued and outstanding; and SkyBridge Wireless, Inc. was a development stage company interested in pursuing the high speed wireless internet business.

The ENIN Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the ENIN Transaction is equivalent to the issuance of stock by a development stage company (SkyBridge Wireless, Inc.) for the net monetary assets of a non-operational public shell company (Entertainment Internet, Inc.), accompanied by a recapitalization. The accounting for the ENIN Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. The Company recognized an acquisition cost of $7,449, which is the net balance of the par value of the issuance of common stock related to the ENIN Transaction totaling $7,655 less the cash received from ENIN totaling $206. Accordingly, financial statements in this Report are primarily the historical financial statements of SkyBridge Wireless, Inc., the private company which then became part of the public company as part of the ENIN Transaction. Note, as part of the ENIN Transaction, ENIN changed its name to SkyBridge Wireless, Inc.

      Current Business

The business of the Company is to further develop a business supplying high-speed fixed wireless Internet access to businesses and communities in some of the nation’s fastest-growing metropolitan markets, with initial efforts in Las Vegas, Nevada, a very dynamic market. Wireless service allows customers to use the Internet at speeds up to 50 times faster than today’s dial-up modems. As the demand for more information, communication and entertainment grows, so does the need for solutions to provide these services at high speed and at an acceptable cost. SkyBridge’s fixed wireless broadband access provides a high speed solution at a fraction of the cost of wireline T-1 data connections, and can be installed and operational in a much shorter time than many other data solutions.

Our plan is non-exclusive; we are considering other services and products to pursue which may complement our business and meet the needs or demands of business customers in the months ahead. We are looking for new opportunities for business.

      Competition

Competition comes from numerous suppliers, almost any source which supplies internet access, though more specific competition should be viewed as sources supplying “high speed” services like or somewhat like our Company. In this regard, numerous established providers exist including Fixed Wireless, Telco, and Cable Broadband, and many of them have substantially more resources and market share than us. However, we don’t view, in our opinion, that market penetration by other Fixed Wireless Providers is prominent, and we believe many of these providers are using inefficient and insecure technology, including 802.11b technology. DSL and Fiber solutions provided by local Telco companies are limited to available facilities and capacity. Cable Broadband providers are plagued by limited facilities in a rapidly growing market, and over selling the already limited network. Competitive providers of these services are also unable to provide the rapid deployment of Internet Access services within the 3 business days that SkyBridge Wireless can deploy virtually the same service. Consider we are expressing our opinion on these issues.

      Business Plan

SkyBridge is a Fixed Wireless Internet Broadband company that currently specializes in providing high speed fixed wireless internet access to businesses initially in the Southern Nevada markets. SkyBridge Wireless’ business strategy revolves around the need to provide quality fixed wireless Internet Access service to clients, in the process fully satisfying their internet data needs, at a fraction of the time and cost of traditional wireline providers. Over the next 9 months SkyBridge plans to expand its access points from its current 4 locations to 13 locations around the Las Vegas Valley. The Company’s intent is to gain as many customers as possible in a short period of time, while maintaining a higher than average level of service and support for the customers and their needs.

Our business needs new towers and new customers as part of what we must do to potentially succeed, the goal being to build shareholder value and be self sufficient from operational cash flow without the need for equity or debt transactions. We seek to expand the number of towers which we control, and increase the number of paying customers, initially in the Las Vegas area. We seek to joint venture or license our business model to third parties in other geographical areas as part of expansion to new cities. Our plan includes becoming profitable based upon cash flow from customers, though we are currently non-profitable and suffering from significant demands for cash to meet both operational expenses and larger expansion costs. Management’s plan, in this regard, is to raise financing through a combination of equity and debt financing. Management believes approximately $5,000,000 will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that our Company will be successful in raising such financing or in otherwise becoming profitable.

      Services and Equipment

SkyBridge provides highly cost competitive fixed wireless broadband access for small to large commercial clients in markets under served by DSL, cable or high-cost wireline carriers. SkyBridge’s technology platform provides exceptional reliability and up-times, high quality inexpensive Customer Premise Equipment (CPE), and inexpensive network operation and support costs. SkyBridge also offers a variety of high speed wireless Point to Point connections that can be engineered to support IT data projects or applications.

SkyBridge is also involved in Broadband Wireless Network Engineering & Integration. This service includes: Wireless design and planning, Network design documentation, Hardware specifications and recommendations, Site survey statistics, Topography graphs and antenna plotting information, path calculations and link probability statistics, and installation where our crews deploy wireless networks with the quality and timeliness a customer demands. Proper installation is essential for any wireless system to maintain reliability, low-maintenance and the ability to withstand harsh environmental conditions.

        SkyBridge currently has basic communication services available for its clients:

o o o o o o o	256Kbits 512Kbits 768Kbits 1Mbit 1.5Mbit Point to Point Connections Wireless Network Integration

We obtain our hardware and software from third parties. We utilize various pieces of equipment and software from third parties including communication towers, software, and cables. SkyBridge Wireless, Inc. provides a Fixed Wireless point to Multipoint network that interconnects customers to an Access Point allowing the customer access to the internet. Fixed Wireless Broadband is an Internet Access service designed to take the place of Cable/DSL, Fiber and T1 services from the telephone company and does not require satellite feeds, a government license, or even local phone services. SkyBridge Wireless Fixed Wireless systems use a small microwave antenna that is attached to a radio at the customer premises. The Customer Premise Equipment (CPE) is pointed back to the Access Point (AP)—typically a tall building or radio tower—to create a Wireless Local Loop (WLL). From the CPE the customer can attach their computer system or company network via a RJ-45 Ethernet connection and connect directly to the Internet.

      Current Locations

We have a secure equipment cabinet and co-location facilities at The Rio Hotel and Casino’s communications facility. This location provides us with access to direct fiber on a national backbone network for our Internet Access backhaul. The Rio Hotel and Casino is one of our major Wireless Access Points (WAP), which allows us to broadcast over 240 degrees of line of sight to the south, west, north, and northeast areas of Las Vegas. We currently have 3MBits of redundant high-speed fiber bandwidth from Cox Communications Business Services national fiber network; which interconnects with AT&T and Level 3 Communications. This bandwidth is burstable from the 3MB floor up to 155MB and can be upgraded at any time with very quick response times, because of having direct access to the national fiber network. The wireless backbone interconnects here and handles all customer traffic. This location also houses our in-house Network-wide monitoring, and Policy Server, which will also use this fiber connection for access. This location is exclusive to us by the site license for broadcasting and uses the specific frequencies that are being used by our broadcast and backhaul networks.

SkyBridge Wireless also utilizes the rooftop at the Las Vegas Hilton. This site is at the north end of the Las Vegas Strip, and is positioned for direct access of Wireless Broadband services to the entire east and north markets of Las Vegas. This will also allow SkyBridge Wireless to broadcast its services to the far north, west, and east sections of the city, when new customers are obtained, which areas are lacking broadband services. SkyBridge Wireless plans to use this site to expand its wireless backbone to be able to deliver cost effective service to new SkyBridge Wireless Access Points. (This site is directly connected to SkyBridge Wireless’ High Speed network via FCC licensed 23GHz 45MBit microwave connections with High speed fiber redundancy.)

      Demand For Wireless Speed and Efficiency

There is a demand for speed and increased efficiency in business to business communications. Then there is the increasing amount of content that involves a bigger volume of data files, more Internet services, information, entertainment and communication. As the desire for more information, communication and entertainment grows, so does the need for solutions to provide these services at high speed, high reliability and at an acceptable cost. Wireless has always been an alternative for high-speed connections, but never has the range of choices been as great or the rate of innovation as rapid. Fixed Wireless Broadband connections can deliver data rates from 256Kbps to 650 Mbps. These wireless connections serve the same function as a wireline — interconnecting private networks, bypassing a local exchange carrier or connecting to the Internet.

      What is Fixed Wireless Broadband Access?

Fixed-wireless systems can be used for almost anything that a cable is used for, whether the cable is a T1 circuit, a cable television cable, an Ethernet cable or a fiber optic cable. Fixed-wireless systems are designed so that they emulate cable connections, and they use the same type of interfaces and protocols, such as T1, frame relay, Ethernet and ATM. Fixed-wireless systems are also used for voice communications as well as for carrying television programming. But most fixed-wireless systems are data-centric, such as for Internet access, or is flexible in supporting both voice and data communications. Fixed-wireless systems match cable-based systems for all important parameters, including delay, bit-error rate (1 in 100 million or better) and throughput (1 Mbps to 650 Mbps).

Many applications that operate over a cable should be able to operate over a fixed-wireless system. Today fewer than 20 percent of buildings have fiber to them, and only about 60 percent are close enough to a central office (12,000 feet or 3.5 km) to take advantage of DSL technology. A wireless connection could be the only option for high-speed communications. Reasons to consider wireless include lower costs, faster deployment, greater flexibility and better reliability. You also do not need to be a radio engineer to take advantage of fixed-wireless communications. Wireless communications offers tremendous flexibility and ever-improving performance, wireless offers more than sufficient bandwidth for many applications. Fixed Wireless systems operate at frequencies that require Line of sight (LOS) and that have broadcast distances that vary from a few feet to tens of miles. Fixed Wireless Internet Access is distinctly different from wired services (Cable/DSL, T-1, or Fiber) by its potential transport speed, ease and rapid installation, reliability and affordability — among other reasons.

      Employees

The Company currently has three (3) Full-time employees all of whom are officers of the Company. It also has two (2) part-time employees.

      ITEM 2. Description of Properties

      Facilities

The office is a functional and utilitarian office space located at 6565 Spencer St, Suite 205 Las Vegas, Nevada, one of the fastest expanding population areas in the country. It is located on the southwest side of the city for line of site applications for the Radio Frequency (RF) network. The office space is conveniently located close to all major roads and freeways and the airport for easy dispatch of installation and maintenance crews. We have other property related rights as follows:

We have a secure equipment cabinet and co-location facilities at the Las Vegas Rio Hotel and Casino’s communications facility. This location provides us with access to direct fiber on a national backbone network for our Internet Access backhaul.

The Rio Hotel and Casino is one of our major Wireless Access Points (WAP), which allows us to broadcast to over 240 degrees of line of sight to the south, west, north, and northeast areas of Las Vegas. We currently have 5MBits of redundant high-speed bandwidth from Cox Communications national fiber network; which interconnects with AT&T and Level 3 Communications. This bandwidth is burstable from the 5MB floor up to 100MB and can be upgraded at any time with very quick response times, because of having direct access to the national fiber network. The wireless backbone interconnects here and handles all customer traffic. This location also houses our in-house Internet, E-Mail, DNS, Network-wide monitoring, and Policy Server, which will also use this fiber connection for access. This location is exclusive to us by the site license for broadcasting and using the specific frequencies that are being used by our broadcast and backhaul networks.

SkyBridge Wireless has secured an arrangement for use of the rooftop at the Las Vegas Hilton. This site is at the north end of the Las Vegas Strip, and is positioned for direct access of Wireless Broadband services to the entire east and north markets of Las Vegas. This currently allows SkyBridge Wireless to broadcast its services to the far north section of the city, which is lacking in true broadband services to the market. This site is directly connected to SkyBridge Wireless’ High Speed network via FCC licensed 23GHz 45MBit microwave connections.

ITEM 3. Legal Proceedings

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

The Company’s stock is currently listed on the “OTC Bulletin Board” under the symbol “SBWL.”

The following table shows the high and low bid prices of the Company’s common stock as reported for the periods indicated. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2002
First Quarter	$ 0.15 $	0.002
Second Quarter	$ 0.20 $	0.15
Third Quarter	$ 0.20 $	0.20
Fourth Quarter	$ 0.20 $	0.10

Year Ended December 31, 2003
First Quarter	$ 0.11 $	0.11
Second Quarter	$ 0.40 $	0.03
Third Quarter	$ 0.17 $	0.03
Fourth Quarter	$ 0.11 $	0.014

Holders of Common Equity

As of March 1, 2004 there were 242 shareholders of record of the Company’s common stock, a figure that does not take into account those shareholders whose certificates are held in the name of depositories, financial intermediaries, clearing houses, broker-dealers or other nominees such as the Depository Trust Company (DTC) and its own nominee, Cede & Company.

Dividends

The Company has declared a stock dividend on October 10, 2003 of one share of NET stock for each share of SkyBridge owned October 10, 2003. As of the date of this report, the shares have not been issued and is pending legal compliance and related issues to complete the transaction.

The Company has not declared or paid a cash dividend to stockholders as to the Company since it was originally organized. The Board of Directors presently intends to retain any earnings to finance necessary operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

SkyBridge is a development stage company that started its business in 2002. SkyBridge intends to continue its network expansion business so that it may commence material sales in the third and fourth quarter of 2004, as estimated by Management. The Company has limited resources for cash outlay, however the proposed expansion continues through 2004. During 2003, the Company continued to engage in activities to raise capital through equity financing. In March, 2004 SkyBridge signed an agreement with May Davis Group, NY, NY for help to raise up to $5,000,000 on a best efforts basis, and the Company is exploring other debt and equity opportunities. No assurance exists the Company will successfully raise the capital.

Management expects sales levels will be limited in the third and fourth quarters of 2004 but should consistently increase into 2005.

During the year ended December 31, 2003, the Company incurred a net loss of $2,070,896 or a loss of $0.01 per share.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the Company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the Company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2003, the Company had an accumulated deficit of $2,103,896.

The Company expects that its operating expenses will increase significantly, especially as it fine-tunes its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

The Company’s independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company’s ability to continue as a going concern, in their Report for the financial statements of December 31, 2003. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via equity and/or debt offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern.

Plan of Operation

In light of limited revenues, during the next 12 months, the Company will actively seek out funding partners. Because the Company lacks cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business operations can be made, however there is no agreement with them for them to do so, nor is there any assurance that they will or any advances will be sufficient.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis or for shares when possible.

As to labor expenses moving forward, the Company intends to use 3 full-time and 2 part-time employees and will add other employees as needed. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis or for stock.

Management is confident that the Company will be able to operate and to continue its search for funding opportunities for at least the next 12 months.

Liquidity and Capital Resources

The Company needs cash over the ensuing 12 months in order to carry out its business activities, the Company has received a commitment from a New York brokerage firm to raise up to $5 million dollars, but on a best efforts basis. In spite of being able to meet cash needs that are currently anticipated, there can be no assurance that the Company will have the ability to acquire all the needed funds to complete its business plan.

Results of Operations

The Company generated $47,502 in revenues from it’s for the year ended December 31 of 2003. Limited sales only began in May 2003.

The Company is currently in negotiations with one major domestic, national retailer that may want to utilize Company services and products. Whether or not an agreement or any benefits are obtained, it continues to seek potential customers, though it is significantly restrained due to the need for capital.

The Company continues to make final arrangements to set up products in select areas in the third and fourth quarter of 2004. The Company expects to have an agreement in place with at least one major retailer by summer, 2004, however there is no assurances that any agreement will be completed by then or in the future.

In September 2003, the Company entered into an agreement to acquire 100% of the outstanding capital stock of (“NET”) N-E-T Service Corporation (“NET Transaction”), which was owned and controlled by Company President Jim Wheeler, in exchange for 500,000 shares of the Company’s common stock. The material asset that NET has is a distribution license with an Oregon company for a voice over IP system used in connection with the Internet. The system would allow businesses to connect their phone systems through the Internet. The Company’s plan is to use Net as a future vehicle for acquisitions, mergers and similar transactions, apart from consideration of Internet business it may plan for NET to undertake. In February, 2004, the company completed the purchase of the NET transaction through the issuance of the 500,000 shares.

Although the Company has achieved limited sales in 2003, in Management’s opinion, substantial business activity occurred which has helped to move the Company towards its objectives. The activities include product development, market development, and creation of vendor/customer relationships and the signing of an agreement to supply the company with up to $5 million dollars for expansion on a best efforts basis. The staff and consultants continue to move forward with positive results, though the Company remains non-profitable. The yearly activities were financed primarily through the infusion of capital from the sale of restricted stock and payment of services with stock.

Dividend Policy

The Company has declared a stock dividend on October 10, 2003 of one share of NET stock for each share of SkyBridge owned October 10, 2003. As of the date of this report, the shares have not been issued and is pending legal compliance and related issues to complete the transaction.

The Company has not declared or paid a cash dividend to stockholders as to the Company since it was originally organized. The Board of Directors presently intends to retain any earnings to finance necessary operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

ITEM 7. Financial Statements.

Attached.

ITEM 8. Changes in and Disagreements with Accountants.

      None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

The executive officers and Directors of the Company are as follows:

James A. Wheeler (CEO & Director), age 43. James is a senior executive with 20 years experience in operations: call center, human resources and administration management. James has extensive expertise in telecom, information technologies and web-based systems. Over the years, but not currently, as CEO of a consulting firm in Las Vegas, NV a company that offers management consulting to start-ups, turn-a-rounds and operations, James negotiated new contracts and assigned personnel to projects. He also led staff to timely completion of projects which included being a consultant to a web-based company, and established company website for retail market and inventory controls and negotiated service level agreements with web companies. From June 2002 to present he has been CEO and a Director of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From August 1999 to December 2002 Mr. Wheeler was the President of Executive Management Services, a company located in Las Vegas, NV, in the business of consulting with start-up companies, turn-a-rounds and operations. He has a AA degree in Business Administration, 1981 — N/W Nazarene University, Nampa, ID, and a BA Business Administration, 2000 — Americus University, Washington, D.C. and MBA Business Administration, 2002 — Americus University, Washington, D.C.

Jason Neiberger (President & Director), age 31. Jason has worked with Computer Network and Internet systems, for 10 years. From June 2002 to present Jason Neiberger is the President and Director of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From July 2000 to July 2002 Jason Neiberger was the CTO and General Manager of LANwaves, Inc., a company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From April 1997 to July 2000 Jason Neiberger was IT Director of TechnoTwist, LLC and Secure Independence, Inc., a company located in Las Vegas, NV in the business of being a national Internet Service Provider. He holds various certifications as follow:

CompuMaster, Microsoft Solution Provider, 1998
Denver, CO
Certification MCP

CompuMaster, Microsoft Solution Provider 1998
Denver, CO
Certification MCP

CompuMaster, Microsoft Solution Provider, 1999
Chicago, IL
Certification MCP

Cisco Career Certifications, 1999
Los Angeles, CA
CCNA

Two Rivers Technologies, 1999
Las Vegas, NV
Certification of Telecommunications Fundamentals

KarlNet, Inc., 2001
Dublin, OH
Certification — RF Techniques and Deployment

Proxim / Western, 2002
Las Vegas, NV
Certification — RF Equipment Training and Deployment

MapleNet, Inc., 2003
Goshen, IN
Certification – Wireless Technician

RF Systems & Associates, 2004
Las Vegas, NV
Certification – RF Communications

Kristine Neiberger (Secretary & Treasurer), age 23, Kristine, Jason’s wife, has worked with in business management for approximately three years. From June 2002 to present Kristine Neiberger is the Secretary and Treasurer of SkyBridge Wireless, Inc., our subsidiary company located in Las Vegas, NV in the business of being a Fixed Wireless Service Provider. From May 2000 to March 2002 Kristine Neiberger was the Office Manager and Business Development Manager of Digital Color & Graphics, a company located in Anaheim, CA in the business of Graphic design and development. She has a Bachelor of Science degree from Riverside Community College Riverside, CA, year , in General Accounting.

Gene Crusie (Director), age 35. Gene Crusie is the co-founder and Chief Technical Officer at MapleNet, Inc., located in Goshen, Indiana, a company that is in the business of Internet related business. He has a Bachelor of Science degree in electrical engineering, 1994, from Purdue University, as well as a Bachelor of Science degree in organizational management from Goshen College, 1996. He is an owner and Chief Technical Officer at Maple Net from 1999 to present.

Section 16(a) Disclosure

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2003, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.

ITEM 10. Executive Compensation

The Company has not adopted a final bonus, stock option, stock issuance, profit sharing, or deferred compensation plan for the benefit of its employees, officers, directors or consultants. Because there is nothing further to disclose under this Item, the Company has not prepared a Summary Compensation Table as would otherwise be required, except the following is the salary to officers for this past year ended December 31, 2003:

   *James Wheeler            $ 30,000
**Jason Neiberger          $ 38,900
Kristine Neiberger           $ 2,125

   * Does not include unpaid accrued salary of $150,000.
** Does not include unpaid accrued salary of $141,100.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, to the best of the Company’s knowledge, as of March 1, 2004, 2003, with respect to each person known to own directly and/or beneficially 5% or more of the common capital stock of the Company, each Director and officer and all Directors and officers as a group. As of March 1, 2004 , there were a total of 403,989,120 common shares issued and outstanding.

Title of Name and Address Class: Common of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
James Wheeler	13,000,000	32.2%
PO Box 96507	Direct
Las Vegas, NV 89193

Jason Neiberger(1)	17,000,000	42.1%I
6565 Spencer St Suite 205	Direct
Las Vegas, NV 89119

Gene Crusie	300,000	0%
6565 Spencer St Suite 205
Las Vegas, NV 89119

Kristine Neiberger(1)	150,000.04%
6565 Spencer St Suite 205	Direct
Las Vegas, NV 89119

All directors, officers and
persons owning 5% or more	33,150,000	75%
as a group

(1)     Kristine and Jason are husband and wife and so may vote their shares together, though they disclaim beneficial ownership of one another’s stock.

ITEM 12. Certain Relationships and Related Transactions

In September 2003, the Company acquired 100% of the outstanding capital stock of (“NET”) N-E-T Service Corporation (“NET Transaction”), which was owned and controlled by Company President Jim Wheeler, in exchange for 500,000 shares of the Company’s common stock. .. The material asset that NET has is a distribution license with an Oregon company for a voice over IP system used in connection with the Internet. The system would allow businesses to connect their phone systems through the Internet. The Company recorded an intangible asset and another liability for the license totaling $47,000. The Company’s plan is to use Net as a future vehicle for acquisitions, mergers and similar transactions, apart from consideration of Internet business it may plan for NET to undertake.

A consultant to the Company, “Bud” Wheeler, is the father to James Wheeler. All compensation and arrangements with Bud Wheeler are approved by the Board of Directors. Kristine Neiberger is the wife of Jason Neiberger.

ITEM 13. Exhibits and Reports on Form 8-K

(a)     Exhibits.

Exhibit Number	Description*
3.1 3.2 4.1	Officer's Certificate and Restated Articles of Incorporation of the Company filed with the State of Nevada on September 2003. By-laws, adopted on December 20, 2002 Specimen common stock certificate

*   On file with the U.S. Securities and Exchange Commission.

(b)     Reports on Form 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees, for the years ended December 31, 2002, and 2003, respectively, for professional services of our pricipal accountant for the audit of our financials and reviews under Form 10-QSB, are: $ 0 and $ 12,100.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee

None.

Hours By Others

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004	SkyBridge Wireless, Inc. (Registrant) By: /s/ James Wheeler James Wheeler, CEO	/s/ Jason Neiberger Jason Neiberger, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2004	SkyBridge Wireless, Inc. (Registrant) By: /s/ James Wheeler James Wheeler, CEO Principal Executive Officer Principal Financial Officer Director	/s/ Jason Neiberger Jason Neiberger, President Director

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2003
(With Report of Independent Certified Public Accountants Thereon)

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
SkyBridge Wireless, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of SkyBridge Wireless, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, for the period from December 20, 2002 (Date of Inception) through December 31, 2002, and for the period from December 20, 2002 (Date of Inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyBridge Wireless, Inc. as of December 31, 2003, and the results of its activities and cash flows for the year then ended, for the period from December 20, 2002 (Date of Inception) through December 31, 2002, and for the period from December 31, 2002 (Date of Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Company, LLC
February 2, 2004
Las Vegas, Nevada

Skybridge Wireless, Inc.
(Development Stage Company)
BALANCE SHEET

December 31, 2003
ASSETS
Current assets
Cash	$156

Total current assets	156
Fixed assets, net	59,350

Total assets	$59,506

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$35,856
Due to related parties	552,914

Total current liabilities	588,770

Total liabilities	588,770
Commitments and contingencies	--
Stockholders' deficit
Common stock; $0.001 par value; 1,000,000,000 shares
authorized, 401,714,120 shares issued and
outstanding	401,714
Additional paid-in capital	1,172,918
Accumulated deficit during the development stage	(2,103,896)

Total stockholders' deficit	(529,264)

Total liabilities and stockholders' deficit	$59,506

The accompanying notes are an integral part of these financial statements.

Skybridge Wireless, Inc.
(Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2003	December 20, 2002 (Inception) through December 31, 2002	December 20, 2002 (Inception) through December 31, 2003
Revenue	$47,502	$--	$47,502
Cost of revenue	39,525	--	39,525

Gross profit	7,977	--	7,977
Operating expenses
Depreciation	22,290	--	22,290
Consulting and professional fees	1,350,126	33,000	1,383,126
Other general and administrative expenses	618,008	--	618,008

Total operating expenses	1,990,424	33,000	2,023,424

Loss from operations	(1,982,447)	(33,000)	(2,015,447)
Other expenses
Bad debt related to other receivable	(81,000)	--	(81,000)
Entertainment Internet acquisition cost	(7,449)	--	(7,449)

Loss before provision for income taxes	(2,070,896)	(33,000)	(2,103,896)
Provision for income taxes	--	--	--

Net loss	$(2,070,896)	$(33,000)	$(2,103,896)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	373,201,472	33,000,000	371,826,358

The accompanying notes are an integral part of these financial statements.

Skybridge Wireless, Inc.
(Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock Shares Amount		Additional Paid-In Capital	Other Receivable	Deficit During Development Stage	Total Stockholders' Deficit
Balance at December 20, 2002 (Inception)	--	$--	$--	$--	$--	$--
Issuance of common stock to founders for
services, $0.001	330,000,000	330,000	(297,000)	--	--	33,000
Net loss	--	--	--	--	(33,000)	(33,000)

Balance December 31, 2002	330,000,000	330,000	(297,000)	--	(33,000)	--
Issuance of common stock for acquisition of
The Entertainment Internet, Inc., $0.001	76,554,120	76,554	(68,899)	--	--	7,655
Issuance of common stock for cash	15,150,000	15,150	249,850	--	--	265,000
Cancellation of common stock	(75,000,000)	(75,000)	75,000	--	--	--
Issuance of common stock for services	54,350,000	54,350	892,900	--	--	947,250
Issuance of common stock in satisfaction
of due to related party	60,000	60	2,940	--	--	3,000
Options granted for services	--	--	162,063	--	--	162,063
Issuance of common stock for other receivable	600,000	600	80,400	(81,000)	--	--
Bad debt related to other receivable	--	--	--	81,000	--	81,000
Reduction in due to related party
through paid-in capital	--	--	75,664	--	--	75,664
Net loss	--	--	--	--	(2,070,896)	(2,070,896)

Balance December 31, 2003	401,714,120	$401,714	$1,172,918	$--	$(2,103,896)	$(529,264)

The accompanying notes are an integral part of these financial statements.

Skybridge Wireless, Inc.
(Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2003	December 20, 2002 (Inception) Through December 31, 2002	December 20, 2002 (Inception) Through December 31, 2003
Cash flows from operating activities:
Net loss
	$(2,070,896)	$ (33,000)	$(2,103,896)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	1,109,313	33,000	1,142,313
Entertainment Internet acquisition costs	7,449	--	7,449
Depreciation	22,290	--	22,290
Bad debt related to other receivable	81,000	--	81,000
Changes in operating assets and liabilities
Change in accounts payable	35,856	--	35,856

Net cash used by operating activities	(814,988)	--	(814,988)
Cash flows from investing activities:
Purchase of fixed assets	(81,640)	--	(81,640)

Net cash used in investing activities	(81,640)	--	(81,640)
Cash flows from financing activities:
Proceeds from issuance of common stock	265,000	--	265,000
Change in due to related parties	631,578	--	631,578
Cash received through acquisition
of Entertainment Internet	206	--	206

Net cash provided by financing activities	896,784	--	896,784
Net change in cash	156	--	156
Beginning cash balance	--	--	--

Ending cash balance	$156	$ ---	$156

Supplemental disclosure of cash flow:
Cash paid for interest	$--	$ --	$--

Cash paid for income taxes	$--	$ --	$--

Schedule of non-cash investing and financing activities
Purchase of an intangible asset through other liability	$47,000	$ --	$47,000

Issuance of 76,554,120 shares of common stock for
acquisition of Entertainment Internet	$7,655	$ --	$7,655

Issuance of 60,000 shares of common stock in
satisfaction of due to related party	$3,000	$ --	$3,000

Reduction in due to related party
through paid-in capital	$75,664	$ --	$75,664

The accompanying notes are an integral part of these financial statements.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – SkyBridge Wireless, Inc. (hereinafter referred to as the “Company”) is a development stage company incorporated on December 20, 2002 under the laws of the state of Nevada. The business purpose of the Company is to develop a wireless network which provides access to the internet.

History – Entertainment Internet, Inc. (“ENIN”) was incorporated in Nevada on April 20, 1992 under the name of West Tech Services, Inc. ENIN underwent several amendments until 1998, when it changed its name to Entertainment Internet, Inc. and became inactive after 2000. On November 20, 2000, ENIN filed a voluntary petition for bankruptcy in the United States Bankruptcy Court under Chapter 11. ENIN emerged from bankruptcy under Chapter 7 pursuant to a Bankruptcy Court Order entered on November 28, 2001 with no remaining assets or liabilities.

On March 31, 2003, ENIN consummated an agreement to acquire all of the outstanding capital stock of SkyBridge Wireless, Inc., in exchange for 330,000,000 shares of the Company’s common stock (“ENIN Transaction”). Prior to the ENIN Transaction, ENIN was a non-operating public shell company with no operations, nominal net assets and 76,554,120 shares of common stock issued and outstanding; and SkyBridge Wireless, Inc. was a development stage company. The ENIN Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the ENIN Transaction is equivalent to the issuance of stock by a development stage company (SkyBridge Wireless, Inc.) for the net monetary assets of a non-operational public shell company (Entertainment Internet, Inc.), accompanied by a recapitalization. The accounting for the ENIN Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. The Company recognized an acquisition cost of $7,449, which is the net balance of the par value of the issuance of common stock related to the ENIN Transaction totaling $7,655 less the cash received from ENIN totaling $206. Accordingly, these financial statements are the historical financial statements of SkyBridge Wireless, Inc.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and incurred a net loss of approximately $2,071,000 for the year ended December 31, 2003, with an accumulated loss during the development stage of approximately $2,104,000. The Company’s current liabilities exceed its current assets by approximately $589,000 as of December 31, 2003.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $5,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

Amended articles of incorporation – In March 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock to 100,000,000. In September 2003, a Certificate of Amendment to the Articles of Incorporation changed the authorized shares from 100,000,000 shares to 1,000,000,000 shares.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Stock split – In September 2003, the Company’s Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company’s date of inception.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets which is primarily 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Advertising and marketing costs – The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $4,385 and $ — for the year ended December 31, 2003 and for the period from December 20, 2002 (Date of Inception) through December 31, 2002, respectively.

Fair value of financial instruments — The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share — Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2003, the Company has available net operating loss carryforwards that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Comprehensive loss – The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information – The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which uses the Management approach to determine reportable segments. The Company operates under one segment.

Stock-based compensation – The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

In August 2003, the Company cancelled all previously granted options to employees and currently has no outstanding warrants.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Net loss per common share – The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the year ended December 31, 2003 and the period from December 20, 2002 (Inception) through December 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

New accounting pronouncements – In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements for the years ended December 31, 2003 and 2002.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncements (continued) – In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company’s financial statements for the years ended December 31, 2003 and 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company’s financial statements.

2.     FIXED ASSETS

        Fixed assets consist of the following as of December 31, 2003:

Computer, equipment and software	$81,640
Less: accumulated depreciation	22,290

Fixed assets, net	$59,350

3.     RELATED PARTY TRANSACTIONS

Due to related parties — As of December 31, 2003, due to related parties is comprised of balances totaling $345,414 and $207,500 from the founders of the Company and a stockholder of the Company, respectively. The balances bear no interest, are unsecured and due on demand.

        During December 2003, the founders of the Company converted $75,664 due to related parties into additional paid-in capital. The founders of the Company did not receive common stock for this conversion.

Rent – The Company operates from a leased facility on a month-to-month basis, currently $1,500 per month, which is leased from a stockholder of the Company. For the year ended December 31, 2003 and the period from December 20, 2002 (Inception) through December 31, 2002, the rent expense totaled $18,000 and $ — , respectively.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.     RELATED PARTY TRANSACTIONS (continued)

Stock options – In April 2003, the Company granted options to purchase 52,000,000 shares of the Company’s common stock to various officers and directors. The options are fully vested upon grant with an exercise price of $0.011 per share. The Company did not record compensation under the provisions of APB Opinion No. 25. In August 2003, the Company cancelled all the above options.

In April 2003, the Company granted options to purchase 20,000,000 shares of the Company’s common stock to a stockholder of the Company. The options are fully vested upon grant with an exercise price of $0.011. The grant was valued at $108,042 under the provisions of SFAS No. 123 using the Black-Scholes option pricing model under the following assumptions; no dividend yield, expected volatility of 91.67%, risk free interest rates of 1.6%, and expected life of 2 years.

In April 2003, the Company granted options to purchase 10,000,000 shares of the Company’s common stock to a director. The options are fully vested upon grant with an exercise price of $0.011. The grant was valued at $54,021 under the provisions of SFAS No. 123 using the Black-Scholes option pricing model under the following assumptions; no dividend yield, expected volatility of 91.67%, risk free interest rates of 1.6%, and expected lives of 2 years. In August 2003, the Company cancelled these options.

4.     STOCKHOLDERS’ DEFICIT

In December 2002, the Company issued 330,000,000 shares of common stock to the founders of the Company for consulting services totaling $33,000.

        In April 2003, the Company issued 15,000,000 shares of common stock for cash totaling $250,000.

The Company determined 75,000,000 shares of ENIN’s common stock was issued in error during the bankruptcy, as discussed in Note 1. These shares were issued and held by the Company’s transfer agent and were not distributed. In April 2003, the 75,000,000 shares of the Company’s common stock were cancelled and recorded as a reduction to common stock and an increase to additional paid-in capital.

In April 2003, the Company issued 40,000,000 shares of common stock to various individuals for consulting services totaling $440,000.

        In July 2003, the Company issued 150,000 shares of common stock for cash totaling $15,000.

In July 2003, the Company issued 350,000 shares of common stock to an individual for consulting services totaling $47,250

In October 2003, the Company issued 500,000 shares of common stock for professional services totaling $35,000.

In November 2003, the Company issued 500,000 shares of common stock for professional services totaling $35,000.

In December 2003, the Company issued 13,000,000 shares of common stock for professional and consulting services totaling $390,000.

In July 2003, the Company issued 60,000 shares of common stock for payment of a due to related party totaling $3,000.

SKYBRIDGE WIRELESS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.     STOCKHOLDERS’ DEFICIT(continued)

During July 2003, the Company issued 600,000 shares of common stock to an individual for consulting services totaling $81,000. The individual than terminated the agreement and has agreed to return the shares to the Company upon payment of services totaling $1,440. The Company recorded an other receivable for the 600,000 shares totaling $81,000. As of December 31, 2003, management of the Company evaluated the receivable and determined that a valuation allowance should be established for the entire balance. Accordingly the Company recorded bad debt expense related to the receivable totaling $81,000 for the year ended December 31, 2003.

5.     COMMITMENTS AND CONTINGENCIES

N-E-T Service Corporation – In September 2003, the Company entered into an agreement to acquire 100% of the outstanding capital stock of N-E-T Service Corporation (“NET Transaction”), in exchange for 500,000 shares of the Company’s common stock totaling $47,000. Prior to the transaction, the only asset NET had was a distribution license with an Oregon company for a voice over IP system used in connection with the internet. The system would allow businesses to connect their phone systems through the internet. As of the date of this report, the stock had not been issued.

6.    OTHER

Network installation – In May 2003 the Company entered into an Agreement with Independent Contractor (“the Contract”) whereby the Company would install a high speed wireless network on a reservation in Canada. In the three months ended September 30, 2003, the Company completed the installation of the high speed wireless network in Canada whereby the Company realized a one-time revenue approximating $33,000. The Company has no future obligations under the Contract nor will receive future revenue from the installation.

Engagement for legal services – In October 2003, the Company engaged an attorney to assist the Company with corporate minutes and a Form S-8 filing in exchange for 500,000 shares of the Company’s common stock. The attorney has provided additional services for which the Company issued an additional 10,500,000 shares of the Company’s common stock. The Company recorded the issuances at $35,000 and $425,000 respectively.

Engagement for consulting services – In December 2003, the Company entered into a Management Consulting Agreement (the “Agreement”) with an individual to act as a management consultant in exchange for 3,000,000 shares of the Company’s Common stock. The Company issued the stock in December 2003 valued at $90,000.

Dividend – In October 2003, the Company announced a stock dividend of one share of NET common stock for every share of the Company’s common stock held by stockholders as of October 10, 2003. As of the date of this report, the shares have not been issued.

7.     SUBSEQUENT EVENTS

Stock issuance for rent – In January 2004, the Company issued 75,000 shares to a stockholder for accrued rent totaling $3,000.